Form 10QSB
period 2000-10-31
GROWTEX INC
filed 2001-02-08
CIK 1084186

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB

(Mark  One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  quarterly  period  ended  October 31, 2000
                                    ----------------

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

Growtex,  Inc.
(A Development Stage Company)


                                             INDEX


PART I - Financial Information                                                            Page
Item 1.   Financial statements                                                               2
-------   --------------------

Balance Sheets as of October 31, 2000 (unaudited) and April 30, 2000 (audited)               2

Statements of Operations for the three months and nine months ended
     October 31, 2000 and 1999 (unaudited)                                                   3

Statements of Cash Flows for the six months ended October 31, 2000 and 1999  (unaudited)     4

Notes to the financial statements                                                          5-6

Item 2.   Management's Discussion and Analysis of Results of
-------   --------------------------------------------------
          Operations and Financial Condition                                               7-9
          ----------------------------------

Signatures                                                                                  10

Growtex,  Inc.
(A  Development  Stage  Company)
Balance  Sheet


                                                               October 31,    April 30,
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
                                                              =============  ===========

Growtex,  Inc.
(A  Development  Stage  Company)
Statement  of  Operations


                                         From  April 2, 1999    Three Months                 Six Months
                                         (Date of Inception)        Ended                       Ended
                                            to October 31,       October 31,                 October 31,
                                             (unaudited)         (unaudited)                 (unaudited)
                                                2000         2000            1999          2000         1999
                                                 $            $               $             $             $
Revenues                                             -               -              -            -             -
                                          -------------  -------------  --------------  ----------  -------------

Expenses

     Amortization of license                     1,500               -            500            -         1,000
     License written-off                           500               -              -            -             -
     Organization expenses                         600               -              -            -             -
                                          -------------  -------------  --------------  ----------  -------------

                                                 2,600               -            500            -         1,000
                                          -------------  -------------  --------------  ----------  -------------

Net Loss                                        (2,600)              -           (500)           -        (1,000)
                                          =============  =============  ==============  ==========  =============

Loss Per Share                                   (.001)              -          (.001)           -         (.001)
                                          =============  =============  ==============  ==========  =============

Weighted Average Number of Shares            2,500,000       2,500,000      2,500,000    2,500,000     2,500,000
                                          =============  =============  ==============  ==========  =============

Growtex,  Inc.
(A  Development  Stage  Company)
Statement  of  Cash  Flows


                                                              Six Months Ended
                                                                 October 31,
                                                                 (unaudited)
                                                                2001      2000
                                                                 $         $
Cash Flows to Operating Activities
     Net loss                                                        -   (1,000)

     Non-cash items
          Amortization of license                                    -    1,000
          License written-off                                        -        -
                                                                -------  -------

Net Cash Used by Operating Activities                                -        -
                                                                -------  -------

Cash Flows from Financing Activities
     Increase in shares issued                                       -        -
                                                                -------  -------

Net Cash Provided by Financing Activities                            -        -
                                                                -------  -------

Change in cash                                                       -        -

Cash - beginning of period                                           -        -
                                                                -------  -------

Cash - end of period                                                 -        -
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


RESULTS  OF  OPERATIONS

During the period from April 2, 1999 (inception) through October 31, 2000, the Company has engaged in no significant operations other than organizational activities.

The Company anticipates that, it will not generate revenues other than interest income, and may continue to operate at a loss thereafter, depending upon the performance of an acquired business.

LIQUIDITY  AND  CAPITAL  RESOURCES

The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity. Consequently, the Company's balance sheet as of October 31, 2000 reflects current assets of $0.

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