Form 10QSB
period 2001-01-31
GROWTEX INC
filed 2001-02-08
CIK 1084186

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB

(Mark  One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  quarterly  period  ended  January 31, 2001
                                    ----------------

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

Growtex,  Inc.
(A Development Stage Company)


                                             INDEX


PART I - Financial Information                                                            Page
Item 1.   Financial statements                                                               2
-------   --------------------

Balance Sheets as of January 31, 2001 (unaudited) and April 30, 2000 (audited)               2

Statements of Operations for the three months and nine months ended
     January 31, 2001 and 2000 (unaudited)                                                   3

Statements of Cash Flows for the nine months ended January 31, 2001 and 2000 (unaudited)     4

Notes to the financial statements                                                          5-6

Item 2.   Management's Discussion and Analysis of Results of
-------   --------------------------------------------------
          Operations and Financial Condition                                               7-9
          ----------------------------------

Signatures                                                                                  10

Growtex,  Inc.
(A  Development  Stage  Company)
Balance  Sheet


                                                               January 31,    April 30,
                                                                  2000          2001
                                                                    $             $
                                                               (unaudited)    (audited)
                                        Assets
License (Note 3)                                                         -            -
                                                              =============  ===========

                         Liabilities and Stockholders' Equity

Current Liabilities

   Accounts payable and accrued liabilities                              -            -
                                                              -------------  -----------

Contingent Liability (Note 1)

Stockholders' Equity

Common Stock, 25,000,000 shares authorized with a par value
   of $.001; 2,500,000 shares issued and outstanding                 2,500        2,500

Additional paid in capital                                             100          100
                                                              -------------  -----------

                                                                     2,600        2,600
Deficit Accumulated During the Development Stage                    (2,600)      (2,600)
                                                              -------------  -----------

                                                                         -            -
                                                              -------------  -----------

                                                                         -            -
                                                              =============  ===========

Growtex,  Inc.
(A  Development  Stage  Company)
Statement  of  Operations


                                         From  April 2, 1999    Three Months                 Nine Months
                                         (Date of Inception)        Ended                       Ended
                                            to January 31,       January 31,                 January 31,
                                             (unaudited)         (unaudited)                 (unaudited)
                                                2001         2001            2000          2001         2000
                                                 $            $               $             $             $
Revenues                                             -               -              -            -             -
                                          -------------  -------------  --------------  ----------  -------------

Expenses

     Amortization of license                     1,500               -            500            -         1,500
     License written-off                           500               -            500            -           500
     Organization expenses                         600               -              -            -             -
                                          -------------  -------------  --------------  ----------  -------------

                                                 2,600               -          1,000            -         2,000
                                          -------------  -------------  --------------  ----------  -------------

Net Loss                                        (2,600)              -         (1,000)           -        (2,000)
                                          =============  =============  ==============  ==========  =============

Loss Per Share                                   (.001)              -          (.001)           -         (.001)
                                          =============  =============  ==============  ==========  =============

Weighted Average Number of Shares            2,500,000       2,500,000      2,500,000    2,500,000     2,500,000
                                          =============  =============  ==============  ==========  =============

Growtex,  Inc.
(A  Development  Stage  Company)
Statement  of  Cash  Flows


                                                             Nine Months Ended
                                                                 January 31,
                                                                 (unaudited)
                                                                2001      2000
                                                                 $         $
Cash Flows to Operating Activities
     Net loss                                                        -   (2,000)

     Non-cash items
          Amortization of license                                    -    1,500
          License written-off                                        -      500
                                                                -------  -------

Net Cash Used by Operating Activities                                -        -
                                                                -------  -------

Cash Flows from Financing Activities
     Increase in shares issued                                       -        -
                                                                -------  -------

Net Cash Provided by Financing Activities                            -        -
                                                                -------  -------

Change in cash                                                       -        -
Cash - beginning of period                                           -        -
                                                                -------  -------

Cash - end of period                                                 -        -
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


RESULTS  OF  OPERATIONS

During the period from April 2, 1999 (inception) through January 31, 2001, the Company has engaged in no significant operations other than organizational activities.

The Company anticipates that, it will not generate revenues other than interest income, and may continue to operate at a loss thereafter, depending upon the performance of an acquired business.

LIQUIDITY  AND  CAPITAL  RESOURCES

The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity. Consequently, the Company's balance sheet as of January 31, 2001 reflects current assets of $0.

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