Form 10QSB
period 2001-07-31
GROWTEX INC
filed 2001-11-19
CIK 1084186

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB

(Mark  One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  quarterly  period  ended  July 31, 2001
                                    -------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  transition  period  from                    to
                                   ------------------

Commission  File  No.   000-29917
                     ------------

                                  GROWTEX, INC.

        (Exact name of small business issuer as specified in its charter)

               Nevada                                           76-0602955
   ----------------------------------                     ---------------------
   (State or other jurisdiction of                          (I.R.S.  Employer
   of incorporation or organization)                       Identification  No.)

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

                                 YES    X     NO
                                     ------

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of November 2, 2001 - 2,500,000 shares of common stock, par value $0.001.

Transitional  Small  Business  Disclosure  Format (Check One): Yes [ ] No [X].

Growtex,  Inc.
(A  Development  Stage  Company)



                                      INDEX

PART  I  -  Financial  Information  Page

Item  1.  Interim  Financial  Statements
--------  ------------------------------

          Balance Sheets as of July 31, 2001 (unaudited) and April 30, 2001 (audited) F-1

          Statements of Operations for the three months ended July 31, 2001 and 2000 (unaudited) F-2

          Statements of Cash Flows for the three months ended July 31, 2001 and 2000 (unaudited) F-3

          Notes  to  the  financial  statements  (unaudited)  F-4

Item  2.  Management's  Discussion  and  Analysis  of  Results  of
--------  --------------------------------------------------------
          Operations  and  Financial  Condition     F-6
          -------------------------------------

Signatures     F-9

PART  I  -  FINANCIAL  INFORMATION

Item  1.  Financial  Statements
--------  ---------------------

The Financial Statements of the Company required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Company.

                                  Growtex, Inc.
                          (A Development Stage Company)
                          Interim Financial Statements
                                  July 31, 2001
                                   (Unaudited)

                                                                               3

Growtex  Inc.

(A  Development  Stage  Company)
Interim  Balance  Sheets



                                                                July 31,    April 30,
                                                                  2001        2001
                                                              (unaudited)   (audited)
                                                                   $            $
Assets

License (Note 3)                                                       -            -
                                                                ---------  ----------

Total Assets                                                           -           -
                                                                =========  ==========

Liabilities and Stockholders' Equity

Current Liabilities
   Accounts payable                                                4,551       3,818
   Accrued liabilities                                             1,000         650
   Owing to a director (Note 4)                                    2,200       2,200
                                                                ---------  ----------

Total Liabilities                                                  7,751       6,668
                                                                ---------  ----------


Contingent Liability (Note 1)

Stockholders' Equity (Deficit)

Common Stock, 25,000,000 shares authorized with a par value
  of $.001; 2,500,000 shares issued and outstanding                2,500       2,500

Additional Paid-in Capital                                           100         100

Donated Capital                                                   11,250       9,000
                                                                ---------  ----------

                                                                  13,850      11,600

Deficit Accumulated During the Development Stage                 (21,601)    (18,268)
                                                                ---------  ----------

Total Stockholders' Equity (Deficit)                              (7,751)     (6,668)
                                                                ---------  ----------

Total Liabilities and Stockholders' Equity                             -           -
                                                                =========  ==========

                                                                               4

Growtex  Inc.

(A  Development  Stage  Company)
Interim  Statements  of  Operations



                                       Accumulated from
                                        April 2, 1999       Three months     Three months
                                     (Date of Inception)     Year ended          ended
                                       to July 31, 2001     July 31, 2001    July 31, 2000
                                         (unaudited)         (unaudited)      (unaudited)
                                              $                   $                $
Revenues                                               -                -                 -
                                     -------------------  ---------------  ----------------
Expenses

     Accounting and audit                          3,200              350                 -
     Amortization of license                       1,500                -                 -
     Donated overhead                              3,750              750                 -
     Donated services                              7,500            1,500                 -
     Legal                                         4,551              733                 -
     License written-off                             500                -                 -
     Organization expenses                           600                -                 -
                                     -------------------  ---------------  ----------------

                                                  21,601            3,333                 -
                                     -------------------  ---------------  ----------------

Net Loss                                         (21,601)          (3,333)                -
                                     ====================  ===============  ===============


Basic Net Loss Per Share                                            (0.01)                -
                                                           ===============  ===============


Weighted Average Shares Outstanding                              2,500,000               -
                                                           ===============  ===============

       (The accompanying notes are an integral part of the interim financial statements)

                                                                               5

Growtex  Inc.

(A  Development  Stage  Company)
Interim  Statements  of  Cash  Flows




                                               Three months     Three months
                                                   ended            ended
                                               July 31, 2001    July 31, 2000
                                                (unaudited)      (unaudited)
                                                     $                $
Cash Flows to Operating Activities
  Net loss                                            (3,333)                -

  Non cash items
    Donated services                                   1,500                 -
    Donated overhead                                     750                 -

  Change in non-cash working capital items

    Accounts payable and accrued liabilities           1,083                 -
                                               -------------  ----------------
Net Cash Used by Operating Activities                      -                 -
                                               -------------  ----------------

Cash Flows from Financing Activities
  Increase in shares issued                                -                 -
                                               -------------  ----------------

Net Cash Provided by Financing Activities                  -                 -
                                               -------------  ----------------

Change in cash                                             -                 -
Cash - beginning of period                                 -                 -
                                               -------------  ----------------

Cash - end of period                                       -                 -
                                               =============  ================
Non-Cash Financing Activities                              -                 -
                                               =============  ================

Supplemental Disclosures
  Interest paid                                            -                 -
  Income tax paid                                          -                 -

       (The accompanying notes are an integral part of the interim financial statements)

Growtex  Inc.

(A  Development  Stage  Company)

Notes  to  the  Interim  Financial  Statements
(unaudited)


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

     (b)  Licenses

          The cost to acquire the License was capitalized. The carrying value of the License is evaluated in each reporting period to determine if there were events or circumstances which would indicate a possible inability to recover the carrying amount. Such evaluation is based on various analyses including assessing the Company's ability to bring the commercial applications to market, related profitability projections and undiscounted cash flows relating to each application which necessarily involves significant management judgment. Where an impairment loss has been determined the carrying amount is written-down to fair market value. Fair market value is determined as the amount at which the license could be sold in a current transaction between willing parties. The License has been written-off to operations due to the lack of historical cash flow of the license and lack of a market to resell the license.

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

       (The accompanying notes are an integral part of the interim financial statements)

     (e)  Basic and Diluted Net Income (Loss) Per Share

          The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share" (SFAS 128). SFAS 128 requires presentation of both basic an diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

     (f)  Interim Financial Statements

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

Item 2.   Management's Discussion and Analysis or Plan of Operations
--------------------------------------------------------------------

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


RESULTS OF OPERATIONS

During the period from April 2, 1999 (inception) through July 31, 2001, the Company has engaged in no significant operations other than accounting, legal and filing costs associated with continuous disclosure requirements of the SEC. The Company has also received the benefit of donated services from the sole director and President of the Company valued at $500 per month and donated rent and overhead valued at $200 per month.

The Company anticipates that, it will not generate revenues other than interest income, and may continue to operate at a loss thereafter, depending upon the performance of an acquired business.

LIQUIDITY AND CAPITAL RESOURCES

The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity. Consequently, the Company's balance sheet as of July 31, 2001 reflects current assets of $nil.

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


Dated: November 2, 2001                     GROWTEX, INC.

                                            By:  /s/  Michael Kirsh
                                            ------------------------------------
                                            Michael Kirsh, President, Secretary,
                                            Treasurer and Director