Form 10QSB
period 2001-10-31
GROWTEX INC
filed 2003-01-15
CIK 1084186

Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE  ACT  OF  1934

For the quarter ended October 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to__________________

Commission  File  No.  000-29917
                       ---------

                                  GROWTEX, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its Charter)

Nevada                                                                76-0602955
------                                                                ----------
(State or Other Jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                                Identification No)

                                5076 Angus Drive
                  Vancouver, British Columbia, Canada V6M 3M5
                  -------------------------------------------
                    (Address of Principal Executive Offices)

                                 (604) 269-9881
                            -------------------------
                            Issuer's Telephone Number

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  | |      No  |X|

                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: As of January 13, 2003, there were 2,500,000 shares of common stock outstanding.

Transitional Small Business Issuer Format    Yes  | |      No  |X|

                          PART I--FINANCIAL INFORMATION
                          -----------------------------

ITEM 1.--Financial Statements.
------------------------------


Growtex,  Inc.
(A  Development  Stage  Company)
Interim  Balance  Sheets
(expressed  in  U.S.  dollars)


                                                           October 31,    April 30,
                                                              2001          2001
                                                                $             $
                                                            (unaudite)    (audited)
ASSET

License (Note 3)                                                     -            -
------------------------------------------------------------------------------------
Total Asset                                                          -            -
====================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

  Accounts payable                                               4,551        3,818
  Accrued liabilities                                            1,000          650
  Owing to a director (Note 4)                                   3,200        2,200
------------------------------------------------------------------------------------
Total Liabilities                                                8,751        6,668
------------------------------------------------------------------------------------
Contingent Liability (Note 1)

Stockholders' Deficit

Common Stock: 25,000,000 shares authorized with a par
value of $.001; 2,500,000 shares issued and outstanding          2,500        2,500

Additional Paid-in Capital                                         100          100

Donated Capital                                                 13,500        9,000
------------------------------------------------------------------------------------
                                                                16,100       11,600

Deficit Accumulated During the Development Stage               (24,851)     (18,268)
------------------------------------------------------------------------------------

Total Stockholders' Deficit                                     (8,751)      (6,668)
------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity                           -            -
====================================================================================

       (The accompanying notes are an integral part of the interim financial statements)

Growtex,  Inc.
(A  Development  Stage  Company)
Interim  Statements  of  Operations
(unaudited)



                               Accumulated
                                   from
                              April 2, 1999
                           (Date of Inception)    Three mont    hs ended    Six month    s ended
                              to October 31,        Octob        er 31,       Octob       er 31,
                                   2001              2001         2000        2001         2000
                                    $                 $            $            $           $
Revenue                                      -             -            -           -            -
--------------------------------------------------------------------------------------------------

Expenses

  Accounting and audit                   4,200         1,000            -       1,350            -
  Amortization of license                1,500             -            -           -            -
  Donated overhead                       4,500           750            -       1,500            -
  Donated services                       9,000         1,500            -       3,000            -
  Legal                                  4,551             -            -         733            -
  License written-off                      500             -            -           -            -
  Organization expenses                    600             -            -           -            -
--------------------------------------------------------------------------------------------------
Total expenses                          24,851         3,250            -       6,583            -
--------------------------------------------------------------------------------------------------
Net loss                               (24,851)       (3,250)           -      (6,583)           -
==================================================================================================
Basic Net Loss Per Share                               (0.01)           -       (0.01)           -
==================================================================================================
Weighted Average Shares
Outstanding                                        2,500,000    2,500,000   2,500,000    2,500,000
==================================================================================================


       (The accompanying notes are an integral part of the interim financial statements)

Growtex,  Inc.
(A  Development  Stage  Company)
Interim  Statements  of  Cash  Flows
(unaudited)



                                               Six months ended
                                                  October 31,
                                               2001        2000
                                                 $          $
Cash Flows to Operating Activities

  Net loss                                     (6,583)           -

  Non-cash items

    Donated services                            3,000            -
    Donated overhead                            1,500            -

  Change in non-cash working capital items

    Accounts payable and accrued liabilities    1,083            -
    Due to a director                           1,000            -
------------------------------------------------------------------
Net Cash Used by Operating Activities               -            -
------------------------------------------------------------------
Cash Flows From Financing Activities

  Increase in shares issued                         -            -
------------------------------------------------------------------
Net Cash Provided by Financing Activities           -            -
------------------------------------------------------------------
Change in Cash                                      -            -

Cash - Beginning of Period                          -            -
------------------------------------------------------------------
Cash - End of Period                                -            -
==================================================================

Supplemental Disclosures

  Interest paid                                     -            -
  Income tax paid                                   -            -


       (The accompanying notes are an integral part of the interim financial statements)

Growtex, Inc.
(A Development Stage Company)
Notes to the Interim Financial Statements
October 31, 2001
(unaudited)



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

2.   Summary of Significant Accounting Policies (continued)

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

ITEM 2.   Management's  Discussion  and  Analysis  or  Plan  of  Operation
--------------------------------------------------------------------------

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


PLAN OF OPERATION AND OVERVIEW

In our Independent Auditor's Report for the fiscal years ended of April 30, 2001 and 2002, Growtex, Inc.'s accountants state that Growtex, Inc.'s failure to generate revenues and conduct operations since its inception raise substantial doubt about Growtex, Inc.'s ability to continue as a going concern. Growtex, Inc. will require substantial working capital, and currently has inadequate capital to fund its business. Growtex, Inc. may be unable to raise the funds necessary for implementing its business plan, which could severely limit its operations and cause its stock to be worthless.

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

A potential target company may have an agreement with a consultant or advisor providing that services of the consultant or advisor be continued after any business combination. Additionally, a target company may be presented to the Company only on the condition that the services of a consultant or advisor be continued after a merger or acquisition. Such pre-existing agreements of target companies for the continuation of the services of attorneys, accountants, advisors or consultants could be a factor in the selection of a target company.

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


RESULTS  OF  OPERATIONS

During the period from April 2, 1999 (inception) through October 31, 2001, the Company has engaged in no significant operations other than accounting, legal and filing costs associated with continuous disclosure requirements of the SEC. The Company has also received the benefit of donated services from the sole director and President of the Company valued at $500 per month and donated rent and overhead valued at $250 per month.

The Company anticipates that, it will not generate revenues other than interest income, and may continue to operate at a loss thereafter, depending upon the performance of an acquired business.


LIQUIDITY  AND  CAPITAL  RESOURCES

The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity. Consequently, the Company's balance sheet as of October 31, 2001 reflects current assets of $nil.

The Company will continue to rely on financial support from its President.

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



ITEM 3.   Evaluation of disclosure controls and procedures.

Michael Kirsh, our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures are appropriate and effective. They have evaluated these controls and procedures as of a date within 90 days of the filing date of this report on Form 10-QSB. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   GROWTEX, INC.

                                   ---------------------------------------------

Date:  January 13, 2003            By:  Michael Kirsh
      ------------------                ----------------------------------------
                                        /s/ Michael Kirsh
                                        Director, Chief Executive Officer, Chief
                                        Financial Officer and President

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Michael Kirsh, certify that:
1. I have reviewed this quarterly report on Form 10-QSB of GROWTEX, INC.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: January 13, 2003

------------------------------
Michael Kirsh
/s/ Michael Kirsh, Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Michael Kirsh, certify that:
1. I have reviewed this quarterly report on Form 10-QSB of GROWTEX, INC.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: January 13, 2003

-------------------------
Michael Kirsh
/s/ Michael Kirsh, Chief Financial Officer

Certification of Chief Executive Officer of GROWTEX, INC. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

I, Michael Kirsh, the Chief Executive Officer of GROWTEX, INC. hereby certify that GROWTEX, INC. periodic report on Form 10-QSB and the financial statements contained therein fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d) and that information contained in the periodic report on Form 10-QSB and the financial statements contained therein fairly represents, in all material respects, the financial condition and results of the operations of GROWTEX, INC.
Date: January 13, 2003


-------------------------
Michael Kirsh
/s/ Michael Kirsh, Chief Executive Officer





Certification of Chief Financial Officer of GROWTEX, INC. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

I, Michael Kirsh, the Chief Financial Officer of GROWTEX, INC. hereby certify that GROWTEX, INC. periodic report on Form 10-QSB and the financial statements contained therein fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d) and that information contained in the periodic report on Form 10-QSB and the financial statements contained therein fairly represents, in all material respects, the financial condition and results of the operations of GROWTEX, INC.
Date: January 13, 2003


-------------------------
Michael Kirsh
/s/ Michael Kirsh, Chief Financial Officer