Form 10QSB
period 2002-01-31
GROWTEX INC
filed 2003-01-15
CIK 1084186

Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended  January 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _____________________

Commission  File  No.  000-29917
                       ---------

                                  GROWTEX, INC.
                             ------------------------
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

                                 (604) 269-9881
                           ---------------------------
                            Issuer's Telephone Number

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

ITEM  1.--Financial  Statements.
--------------------------------


Growtex, Inc.
(A Development Stage Company)
Interim Balance Sheets
(expressed in U.S. dollars)


                                                                   January 31,    April 30,
                                                                      2002          2001
                                                                        $             $
                                                                   (unaudited)    (audited)
ASSET

License (Note 3)                                                             -            -
--------------------------------------------------------------------------------------------

Total Asset                                                                  -            -
============================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

  Accounts payable                                                       8,373        3,818
  Accrued liabilities                                                        -          650
  Owing to a director (Note 4)                                           4,000        2,200
--------------------------------------------------------------------------------------------

Total Liabilities                                                       12,373        6,668
--------------------------------------------------------------------------------------------

Contingent Liability (Note 1)

Stockholders' Deficit

Common Stock: 25,000,000 shares authorized with a par value of
$.001; 2,500,000 shares issued and outstanding                           2,500        2,500

Additional Paid-in Capital                                                 100          100

Donated Capital                                                         15,750        9,000
--------------------------------------------------------------------------------------------

                                                                        18,350       11,600

Deficit Accumulated During the Development Stage                       (30,723)     (18,268)
--------------------------------------------------------------------------------------------

Total Stockholders' Deficit                                            (12,373)      (6,668)
--------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Deficit                                  -            -
============================================================================================

    (The accompanying notes are an integral part of the interim financial statements)

Growtex, Inc.
(A Development Stage Company)
Interim Statements of Operations
(unaudited)


                                       Accumulated from
                                         April 2, 1999
                                       (Date of Inception)     Three months ended         Nine months ended
                                         to January 31,             January 31,               January 31,
                                              2002              2002         2001          2002         2001
                                               $                 $             $            $             $
Revenue                                                 -             -             -            -             -
----------------------------------------------------------------------------------------------------------------

Expenses

  Accounting and audit                              4,000          (200)            -        1,150             -
  Amortization of license                           1,500             -             -            -             -
  Donated overhead                                  5,250           750             -        2,250             -
  Donated services                                 10,500         1,500             -        4,500             -
  Legal                                             8,373         3,822             -        4,555             -
  License written-off                                 500             -             -            -             -
  Organization expenses                               600             -             -            -             -
----------------------------------------------------------------------------------------------------------------
Total expenses                                     30,723         5,872             -       12,455             -
----------------------------------------------------------------------------------------------------------------
Net loss                                          (30,723)       (5,872)            -      (12,455)            -
================================================================================================================
Basic Net Loss Per Share                                          (0.01)            -        (0.01)            -
================================================================================================================
Weighted Average Shares Outstanding                           2,500,000     2,500,000    2,500,000     2,500,000
================================================================================================================

(Diluted loss per share has not been presented as the result is anti-dilutive)

               (The accompanying notes are an integral part of the interim financial statements)

Growtex, Inc.
(A Development Stage Company)
Interim Statements of Cash Flows
(unaudited)

                                               Nine months ended
                                                  January 31,
                                               2002         2001
                                                $             $
Cash Flows to Operating Activities

Net loss                                       (12,455)          -

Non-cash items

   Donated services                              4,500           -
   Donated overhead                              2,250           -

Change in non-cash working capital items

   Accounts payable and accrued liabilities      3,905           -
   Due to a director                             1,800           -
------------------------------------------------------------------

Net Cash Used by Operating Activities                -           -
------------------------------------------------------------------

Cash Flows From Financing Activities

   Increase in shares issued                         -           -
------------------------------------------------------------------

Net Cash Provided by Financing Activities            -           -
------------------------------------------------------------------

Change in Cash                                       -           -

Cash - Beginning of Period                           -           -

Cash - End of Period                                 -           -
==================================================================

Supplemental Disclosures

Interest paid                                        -           -
Income tax paid                                      -           -

(The accompanying notes are an integral part of the interim financial statements)

Growtex, Inc.
(A Development Stage Company)
Notes to the Interim Financial Statements
For the Nine Months Ended January 31, 2002
(unaudited)


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

     In a development stage company, management devotes most of its activities in investigating business opportunities. Planned principal activities have not yet begun. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and find an appropriate merger candidate. There is no guarantee that the Company will be able to raise any equity financing or find an appropriate merger candidate. There is substantial doubt regarding the Company's ability to continue as a going concern.


2.   Summary of Significant Accounting Policies

     (a)  Year End

          The Company's fiscal year end is April 30.

     (b)  Long-lived Assets

          The carrying value of the long-lived assets is evaluated in each reporting period to determine if there were events or circumstances, which would indicate a possible inability to recover the carrying amount. Such evaluation is based on various analyses including assessing the Company's ability to bring the related business to market, related profitability projections and undiscounted cash flows which necessarily involves significant management judgment. Where an impairment loss has been determined the carrying amount is written-down to fair market value. Fair market value is determined as the amount at which the license could be sold in a current transaction between willing parties.

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

ITEM 2.     Management's Discussion and Analysis or Plan of Operation
---------------------------------------------------------------------

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


PLAN  OF  OPERATION  AND  OVERVIEW

In our Independent Auditor's Report for the most recent fiscal year end of April 30, 2001, Growtex, Inc.'s accountants state that Growtex, Inc.'s failure to generate revenues and conduct operations since its inception raise substantial doubt about Growtex, Inc.'s ability to continue as a going concern. Growtex, Inc. will require substantial working capital, and currently has inadequate capital to fund its business. Growtex, Inc. may be unable to raise the funds necessary for implementing its business plan, which could severely limit its operations and cause its stock to be worthless.

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


RESULTS  OF  OPERATIONS

During the period from April 2, 1999 (inception) through January 31, 2002, the Company has engaged in no significant operations other than accounting, legal and filing costs associated with continuous disclosure requirements of the SEC. The Company has also received the benefit of donated services from the sole director and President of the Company valued at $500 per month and donated rent and overhead valued at $250 per month.

The Company anticipates that, it will not generate revenues other than interest income, and may continue to operate at a loss thereafter, depending upon the performance of an acquired business.

LIQUIDITY  AND  CAPITAL  RESOURCES

The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity. Consequently, the Company's balance sheet as of January 31, 2002 reflects current assets of $nil.

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