Form 10KSB
period 2002-04-30
GROWTEX INC
filed 2003-01-15
CIK 1084186

**SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-KSB
                                   (Mark one)

[X]  Annual report under section 13 or 15(d) of the Securities Exchange Act of
1934
For the fiscal year ended  April 30, 2002

OR
[ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition Period from ________ to ________.

        Commission file number: 000-29917

                                  GROWTEX, INC.
                 (Name of small business issuer in its charter)

             Nevada                                           76-0602955
     (State or other jurisdiction                          (I.R.S. Employer
    of incorporation or organization)                     Identification No.)

             5076 Angus Drive
     Vancouver, British Columbia, Canada                        V6M 3M5
  (Address of principal executive offices)                    (Zip Code)

                  Issuer's telephone number: (604) 269-9881

    Securities registered under Section 12(b) of the Act:
    (Title of Class)                Name of exchange on
    which registered

            None                           None

    Securities registered under Section 12(g) of the Act:

          Common Stock, $0.001 par value
          (Title of class)

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

The aggregate market value of the voting stock held by non-affiliates of the registrant on January 13, 2003, was $-0-. There is no market for the common stock.

On January 13, 2003, the registrant had 2,500,000 shares of Common Stock, $0.001 par value per share, issued and outstanding.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT: Yes [ ] No [X]

     GROWTEX, INC.

INDEX TO
ANNUAL REPORT ON FORM 10-KSB
FOR THE TWELVE MONTH PERIOD ENDED APRIL 30, 2002


PART I                                                                        PAGE
Item 1      Description  of  Business                                               1
Item 2      Description  of  Property                                               3
Item 3      Legal  Proceedings                                                      4
Item 4      Submission  of  Matters  to  a  Vote of Security Holders                4

PART II
Item 5      Market for Common Equity and Related Stockholder Matters                4
Item 6      Management's Discussion & Analysis of Financial Condition &
            Results of  Operations                                                  5
Item 7      Financial  Statements                                           9 and F-1
Item 8      Changes  In  and  Disagreements  with  Accountants                      9

PART III
Item 9      Directors, Executive Officers, Promoters and Control Persons;
            Compliance With Section 16(a) of the Exchange Act                      10
Item 10     Executive  Compensation                                                11
Item 11     Security Ownership of Certain Beneficial Owners and
            Management                                                             11
Item 12     Certain  Relationships  and  Related  Transactions                     11
Item 13     Exhibits  and  Reports  on  Form  8-K                                  11
Item 14.    Controls and Procedures                                                12

SIGNATURES                                                                         13
CERTIFICATIONS                                                                     14

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

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

No assurances can be given that the Company will be able to enter into a business combination, as to the terms of a business combination, or as to the nature of the target company. We have no definitive plans to engage in a business combination at this time.

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

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the shareholders during the twelve month period ended April 30, 2002.


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

No trading market exists for Growtex, Inc.'s securities.

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

As of January 13, 2003, there were 2,500,000 shares of common stock outstanding, held by 1 shareholder of record.

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

RECENT SALES OF UNREGISTERED SECURITIES

Since April 2, 1999 (the date of the Company's formation), the Company has sold its Common Stock to the persons listed in the table below in transactions summarized as follows:

Shareholder (4)             Date   Number of Shares   Consideration   Exemption
-------------------------  ------  ----------------  ---------------  ---------

David R. Mortenson         4-2-99           250,000              (1)        (2)
John T. Bauska             4-2-99           250,000              (1)        (2)
Laurent Barbudaux          4-5-99           200,000  $          200         (3)
Marie M. Charles           4-5-99           200,000  $          200         (3)
James R. Collins, D.V.M.   4-5-99           200,000  $          200         (3)
Jock R. Collins, D.V.M.    4-5-99           200,000  $          200         (3)
Terry Fowler               4-5-99           200,000  $          200         (3)
Roy Donovan Hinton, Jr.    4-5-99           200,000  $          200         (3)
C.E. Kaiser                4-5-99           200,000  $          200         (3)
David R. Mortenson         4-5-99           200,000  $          200         (3)
Joshua J. Mortenson        4-5-99           200,000  $          200         (3)
Joshua D. Smetzer          4-5-99           200,000  $          200         (3)

---------------
(1) Consideration consisted of pre-incorporation consulting services rendered to the Registrant related to investigating and developing the Registrant's proposed business plan and capital structure and completing the organization and incorporation of the Registrant.

(2) Sale made in reliance upon exemption from registration under Section 4(2) of the Securities Act of 1933 to our founders.

(3) Sale made in reliance upon exemption from registration under Section 4(2) of the Securities Act of 1933 to investors.

(4) All of these shares were subsequently acquired from these shareholders by Michael Kirsh.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In its Independent Auditor's Report contained herein for the fiscal year ended April 30, 2002, Growtex, Inc.'s accountants state that Growtex, Inc.'s failure to generate revenues and conduct operations since its inception raise substantial doubt about Growtex, Inc.'s ability to continue as a going concern. Growtex, Inc. will require substantial working capital, and currently has inadequate capital to fund its business. Growtex, Inc. may be unable to raise the funds necessary for implementing its business plan, which could severely limit its operations and cause its stock to be worthless.

The following discussion and analysis should be read in conjunction with the Company's Financial Statements and Notes thereto and other financial information included elsewhere in this Form 10-KSB. This Form 10-KSB contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below.

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

RESULTS OF OPERATIONS

During the period from April 2, 1999 (inception) through April 30, 2002, the Company has engaged in no significant operations other than accounting, legal and filing costs associated with continuous disclosure requirements of the SEC. The Company has also received the benefit of donated services from the sole director and President of the Company valued at $500 per month and donated rent and overhead valued at $250 per month.

The Company anticipates that, it will not generate revenues other than interest income, and may continue to operate at a loss thereafter, depending upon the performance of an acquired business.


LIQUIDITY  AND  CAPITAL  RESOURCES

The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity. Consequently, the Company's balance sheet as of April 30, 2002 reflects current assets of $nil.

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



ITEM 7.  FINANCIAL STATEMENTS

The information required by this Item 7 is set forth beginning on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth the name, age and position of each director and executive officer of Growtex, Inc.:

NAME                AGE      POSITION
---------------------------------------------------------------------
Michael Kirsh        48      Director, Chief Executive Officer,
                             Chief Financial Officer, President,
                             Secretary, Treasurer, Director

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

Since 1996, Dr. Kirsh has worked with a group of independent investors that acquire private companies and conduct reverse takeovers. A reverse takeover results in the shareholders of an acquired private company owning all or most of the resulting combined company. Before forming his investment group, Dr. Kirsh had invested in both real estate and the stock market. From approximately 1986 to 1992, Dr. Kirsh developed two dental practices in Vancouver, British Columbia, Canada, that he sold in 1992 before forming his investment group. We have no plans, arrangements, or understandings to acquire, or to be acquired, by any company. Dr. Kirsh is the shareholder of Ucellit.com, Inc., a company with a Vitamineralherb.com license for the territory of Ontario, Canada.
Ucellit is a reporting company under the Exchange Act.   Ucellit.com, Inc. has
conducted only de minimis operations and is seeking new business opportunities. During the past five years, Dr. Kirsh has not been involved in any legal proceedings of the following types: personal bankruptcy; business bankruptcy; subject to or convicted in a criminal proceeding (excluding minor traffic violations and other minor criminal offenses); subject to any order, judgment or decree of a court limiting his involvement in any type of business, securities or banking activities; or subject to a finding by a court, the Securities and Exchange Commission, or the Commodity Futures Trading Commission that he violated a federal or state securities or commodities law. Dr. Kirsh is a licensed dentist in Canada. Dr. Kirsh is the director of Gold Pick Mines, Inc. which has filed a Form SB-2 which is not yet effective. Gold Pick Mines, Inc. owns rights is gold mining properties in Canada. Mr. Kirsh is also the sole shareholder and director of Gentry Resources, Inc. which has filed a Form 15 to become delisted as a reporting company with the Securities and Exchange Commission. Mr. Kirsh has not filed a Form 3 in connection with his acquiring all of our outstanding common stock.

     Our Board of Directors has no compensation, audit or nominating committees or any other types of committee.

There are no discussions, negotiations, plans, arrangements, or understandings pending for us to have a change of control or to acquire any or to be acquired by any person or entity.

As a result of Mr. Kirsh's involvement with other companies seeking new business opportunities, there are potential inherent conflicts of interest in acting as an officer and director of the Company. Insofar as Mr. Kirsh is engaged in other business activities, Mr. Kirsh anticipates that he will devote only a minor amount of time to the Company's affairs. The Company does not have a right of first refusal pertaining to opportunities that come to management's attention insofar as such opportunities may relate to the Company's proposed business operations.

ITEM 10.  EXECUTIVE COMPENSATION

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of January 13, 2003, Growtex, Inc.'s outstanding common stock owned of record or beneficially by each Executive Officer and Director and by each person who owned of record, or was known by Growtex, Inc. to own beneficially, more than 5% of its common stock, and the shareholdings of all Executive Officers and Directors as a group. Each person has sole voting and investment power with respect to the shares shown.

                                             CLASS        PERCENTAGE
                                   SHARES    OF           OF SHARES
NAME                               OWNED     SECURITIES   OWNED
---------------------------------------------------------------------
Michael Kirsh
5076 Angus Drive
Vancouver, British Columbia,
Canada  V6M 3M5                  2,500,000  Common Stock    100%

ALL EXECUTIVE OFFICERS AND
DIRECTORS AS A GROUP (1 person)  2,500,000  Common Stock    100%


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

No director, executive officer or nominee for election as a director of Growtex, Inc., or any member of their immediate family has entered into or proposed any transaction with Growtex, Inc. in which the amount involved exceeds $60,000.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

None.

ITEM 14.  CONTROLS AND PROCEDURES

Michael Kirsh, our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures are appropriate and effective. They have evaluated these controls and procedures as of a date within 90 days of the filing date of this report on Form 10-KSB. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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



                                   GROWTEX, INC.

                                   ---------------------------------------------
Date:  January 13, 2003            By:  Michael Kirsh
      ------------------                ----------------------------------------
                                        /s/ Michael Kirsh
                                        Director, Chief Executive Officer, Chief
                                        Financial Officer and President

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Michael Kirsh, certify that:
1. I have reviewed this annual report on Form 10-KSB of GROWTEX, INC.;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: January 13, 2003

------------------------
Michael Kirsh
/s/ Michael Kirsh, Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Michael Kirsh, certify that:
1. I have reviewed this annual report on Form 10-KSB of GROWTEX, INC.;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: January 13, 2003

------------------------
Michael Kirsh
/s/ Michael Kirsh, Chief Financial Officer

Certification of Chief Executive Officer of GROWTEX, INC. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

I, Michael Kirsh, the Chief Executive Officer of GROWTEX, INC. hereby certify that GROWTEX, INC. periodic report on Form 10-KSB and the financial statements contained therein fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d) and that information contained in the periodic report on Form 10-KSB and the financial statements contained therein fairly represents, in all material respects, the financial condition and results of the operations of GROWTEX, INC.
Date: January 13, 2003

------------------------
Michael Kirsh
/s/ Michael Kirsh, Chief Executive Officer





Certification of Chief Financial Officer of GROWTEX, INC. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

I, Michael Kirsh, the Chief Financial Officer of GROWTEX, INC. hereby certify that GROWTEX, INC. periodic report on Form 10-KSB and the financial statements contained therein fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d) and that information contained in the periodic report on Form 10-KSB and the financial statements contained therein fairly represents, in all material respects, the financial condition and results of the operations of GROWTEX, INC.
Date: January 13, 2003

------------------------
Michael Kirsh
/s/ Michael Kirsh, Chief Financial Officer

MANNING ELLIOTT                        |  11th floor, 1050 West Pender Street
CHARTERED ACCOUNTANTS                  |  Vancouver, BC, Canada V6E 357
                                       |
                                       |  Phone: 604.714.3600  fax: 604.714.3669


                          Independent Auditors' Report
                          ----------------------------

To the Stockholders and Board of Directors of Growtex, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Growtex, Inc. (A Development Stage Company) as of April 30, 2002 and 2001 and the related statements of operations, stockholders' deficit and cash flows for the period from April 2, 1999 (Date of Inception) to April 30, 2002 and the years ended April 30, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of Growtex, Inc. (A Development Stage Company), as of April 30, 2002 and 2001, and the results of its operations and its cash flows for the period from April 2, 1999 (Date of Inception) to April
30, 2002 and the years ended April 30, 2002 and 2001, in conformity with U.S. generally accepted accounting principles.

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



CHARTERED ACCOUNTANTS
Vancouver, Canada
December 30, 2002


                                      F-1
      (The accompanying notes are an integral part of the interim financial statements)

Growtex, Inc.
(A Development Stage Company)
Balance Sheets
(expressed in U.S. dollars)


                                                                                   April 30,    April 30,
                                                                                     2002         2001
                                                                                       $            $
ASSET

License (Note 3)                                                                           -            -
----------------------------------------------------------------------------------------------------------
Total Assets                                                                               -            -
==========================================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

  Accounts payable                                                                     8,373        3,818
  Accrued liabilities                                                                  3,350          650
  Owing to a director (Note 4)                                                         4,000        2,200
----------------------------------------------------------------------------------------------------------
Total Liabilities                                                                     15,723        6,668
----------------------------------------------------------------------------------------------------------
Contingent Liability (Note 1)

Stockholders' Deficit

Common Stock: 25,000,000 shares authorized with a par value of $.001; 2,500,000
shares issued and outstanding                                                          2,500        2,500

Additional Paid-in Capital                                                               100          100

Donated Capital                                                                       18,000        9,000
----------------------------------------------------------------------------------------------------------
                                                                                      20,600       11,600

Deficit Accumulated During the Development Stage                                     (36,323)     (18,268)
----------------------------------------------------------------------------------------------------------
Total Stockholders' Deficit                                                          (15,723)      (6,668)
----------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Deficit                                                -            -
==========================================================================================================


                                      F-2
      (The accompanying notes are an integral part of the interim financial statements)

Growtex, Inc.
(A Development Stage Company)
Statements of Operations
(expressed in U.S. dollars)


                                           Accumulated from
                                            April 2, 1999
                                         (Date of Inception)      Years        Ended
                                             to April 30,          Apr        il 30,
                                                 2002             2002         2001
                                                  $                 $            $
Revenue                                                    -            -            -
---------------------------------------------------------------------------------------

Expenses

  Accounting and audit                                 5,150        2,300        2,850
  Amortization of license and write-off                2,000            -            -
  Donated overhead                                     6,000        3,000        3,000
  Donated services                                    12,000        6,000        6,000
  Filing and regulatory                                1,000        1,000            -
  Legal and organizational                            10,173        5,755        3,818
---------------------------------------------------------------------------------------
Total expenses                                        36,323       18,055       15,668
---------------------------------------------------------------------------------------
Net loss                                             (36,323)     (18,055)     (15,668)
=======================================================================================
Basic Net Loss Per Share                                            (0.01)       (0.01)
=======================================================================================
Weighted Average Shares Outstanding                             2,500,000    2,500,000
=======================================================================================

(Diluted loss per share has not been presented as the result is anti-dilutive)


                                      F-3
      (The accompanying notes are an integral part of the interim financial statements)

Growtex, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity
From April 2, 1999 (Date of Inception) to April 30, 2002
(expressed in U.S. dollars)


                                                                                                            Deficit
                                                                                                          Accumulated
                                                                                  Additional              During the
                                                            Common      Stock       Paid in    Donated    Development
                                                            Shares    Par Value     Capital    Capital       Stage
                                                               #          $            $          $            $
Balance - April 2, 1999 (Date of Inception)                        -           -            -         -             -

  Stock issued for $500 of organizational expenses           500,000         500            -         -             -

  Additional paid in capital for organizational expenses
  incurred by a director on behalf of the Company                  -           -          100         -             -

  Stock issued for "The Biocatalyst License" at a fair
  market value of $0.001 per share                         2,000,000       2,000            -         -             -

  Net loss for the period                                          -           -            -         -          (600)
----------------------------------------------------------------------------------------------------------------------
Balance - April 30, 1999                                   2,500,000       2,500          100         -          (600)

  Net loss for the year                                            -           -            -         -        (2,000)
----------------------------------------------------------------------------------------------------------------------
Balance - April 30, 2000                                   2,500,000       2,500          100         -        (2,600)

  Donated capital                                                  -           -            -     9,000             -

  Net loss for the year                                            -           -            -         -       (15,668)
----------------------------------------------------------------------------------------------------------------------
Balance - April 30, 2001                                   2,500,000       2,500          100     9,000       (18,268)

  Donated capital                                                  -           -            -     9,000             -

  Net loss for the year                                            -           -            -         -       (18,055)
----------------------------------------------------------------------------------------------------------------------
Balance - April 30, 2002                                   2,500,000       2,500          100    18,000       (36,323)
======================================================================================================================


                                      F-4
      (The accompanying notes are an integral part of the interim financial statements)

Growtex, Inc.
(A Development Stage Company)
Statements of Cash Flows
(expressed in U.S. dollars)


                                                 Accumulated from
                                                  April 2, 1999
                                               (Date of Inception)     Years      Ended
                                                   to April 30,         Apr      il 30,
                                                       2002            2002       2001
                                                        $                $          $
Cash Flows to Operating Activities

  Net loss                                                 (36,323)   (18,055)   (15,668)

  Non-cash items

    Amortization of license and write off                    2,000          -          -
    Donated services                                        12,000      6,000      6,000
    Donated overhead                                         6,000      3,000      3,000
    Expenses not paid with cash                                600          -          -

  Change in non-cash working capital items

    Accounts payable and accrued liabilities                11,723      7,255      4,468
    Due to a director                                        4,000      1,800      2,200
-----------------------------------------------------------------------------------------
Net Cash Used by Operating Activities                            -          -          -
-----------------------------------------------------------------------------------------
Cash Flows From Financing Activities

  Increase in shares issued                                      -          -          -
-----------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                        -          -          -
-----------------------------------------------------------------------------------------
Change in Cash                                                   -          -          -

Cash - Beginning of Period                                       -          -          -
-----------------------------------------------------------------------------------------
Cash - End of Period                                             -          -          -
=========================================================================================
Non-Cash Financing Activities

  A total of 500,000 shares were issued at
  a fair market value of $0.001 per share for
  organization costs                                           500          -          -

  A total of 2,000,000 shares were issued at
  a fair market value of $0.001 per share for
  the acquisition of a License (Note 3)                      2,000          -          -

  Organization costs paid for by a director
  for no consideration treated as additional
  paid in capital                                              100          -          -

                                                             2,600          -          -
=========================================================================================
Supplemental Disclosures

  Interest paid                                                  -          -          -
  Income tax paid                                                -          -          -


                                      F-5
      (The accompanying notes are an integral part of the interim financial statements)

Growtex, Inc.
(A Development Stage Company)
Notes to the Financial Statements
For the Year Ended April 30, 2002
(expressed in U.S. dollars)


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


                                      F-6
      (The accompanying notes are an integral part of the interim financial statements)

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

     (f)  Recent Accounting Pronouncements

          On June 29, 2001, SFAS No. 141, "Business Combinations," was approved by the Financial Accounting Standards Board ("FASB"). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company implemented SFAS No. 141 on July 1, 2001 and its impact is not expected to be material on its financial position or results of operations.

          On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets," was approved by FASB. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. SFAS No. 142 requires that the purchase method of accounting be used for all business combinations initiated after December 15, 2001. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company adopted SFAS No. 142 on January 1, 2002 and its impact is not expected to have a material effect on its financial position or results of operations.

          In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligation." SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, and will require companies to record a liability for asset retirement obligations in the period in which they are incurred, which typically could be upon completion or shortly thereafter. The FASB decided to limit the scope to legal obligations and the liability will be recorded at fair value. The effect of adoption of this standard on the Company's results of operations and financial positions is being evaluated.

          In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. It provides a single accounting model for long-lived assets to be disposed of and replaces SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of." The Company adopted SFAS No. 144 on January 1, 2002. The effect of adoption of this standard on the Company's results of operations and financial position is not expected to be material.

          In June, 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The Company will adopt SFAS No. 146 on January 1, 2003. The effect of adoption of this standard on the Company's results of operations and financial position is being evaluated.

          FASB has also issued SFAS No. 145 and 147 but they will not have any relationship to the operations of the Company therefore a description of each and their respective impact on the Company's operations have not been disclosed.


                                      F-7
      (The accompanying notes are an integral part of the interim financial statements)

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


                                      F-8
      (The accompanying notes are an integral part of the interim financial statements)