Form 10QSB
period 2002-07-31
GROWTEX INC
filed 2003-01-15
CIK 1084186

Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended  July 31, 2002

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission  File  No.  000-29917
                       ---------

                                  GROWTEX, INC.
                  --------------------------------------------
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

                                 (604) 269-9881
                                 --------------
                            Issuer's Telephone Number

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
Interim Balance Sheets
(expressed in U.S. dollars)

                                                                    July 31,     April 30,
                                                                      2002         2002
                                                                       $             $
                                                                  (unaudited)    (audited)
ASSET

License (Note 3)                                                            -            -
-------------------------------------------------------------------------------------------

Total Assets                                                                -            -
===========================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

  Accounts payable                                                      8,373        8,373
  Accrued liabilities                                                   4,050        3,350
  Owing to a director (Note 4)                                          4,000        4,000
-------------------------------------------------------------------------------------------
Total Liabilities                                                      16,423       15,723
-------------------------------------------------------------------------------------------
Contingent Liability (Note 1)

Stockholders' Deficit

Common Stock: 25,000,000 shares authorized with a par value of
$.001; 2,500,000 shares issued and outstanding                          2,500        2,500

Additional Paid-in Capital                                                100          100

Donated Capital                                                        18,000       18,000
-------------------------------------------------------------------------------------------
                                                                       20,600       20,600

Deficit Accumulated During the Development Stage                      (37,023)     (36,323)
-------------------------------------------------------------------------------------------
Total Stockholders' Deficit                                           (16,423)     (15,723)
-------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Deficit                                 -            -
===========================================================================================

     (The accompanying notes are an integral part of the interim financial statements)

Growtex, Inc.
(A Development Stage Company)
Interim Statements of Operations
(expressed in U.S. dollars)
(unaudited)


                                          Accumulated from
                                           April 2, 1999
                                        (Date of Inception)     Three months ended
                                             to July 31,              July 31,
                                                2002             2002         2001
                                                 $                 $            $
Revenue                                                   -            -            -
--------------------------------------------------------------------------------------

Expenses

  Accounting and audit                                5,650          500          350
  Amortization of license and write-off               2,000            -            -
  Donated overhead                                    6,000            -          750
  Donated services                                   12,000            -        1,500
  Filing and regulatory                              10,373          200          733
  Legal and organizational                            1,000            -            -
--------------------------------------------------------------------------------------
Total expenses                                       37,023          700        3,333
--------------------------------------------------------------------------------------
Net loss                                            (37,023)        (700)      (3,333)
======================================================================================
Basic Net Loss Per Share                                               -        (0.01)
======================================================================================
Weighted Average Shares Outstanding                            2,500,000    2,500,000
======================================================================================

(Diluted loss per share has not been presented as the result is anti-dilutive)

   (The accompanying notes are an integral part of the interim financial statements)

Growtex, Inc.
(A Development Stage Company)
Interim Statements of Cash Flows
(expressed in U.S. dollars)
(unaudited)


                                               Three months ended
                                                    July 31,
                                                 2002        2001
                                                  $           $
Cash Flows to Operating Activities

  Net loss                                         (700)     (3,333)

  Non-cash items

    Donated services                                  -       1,500
    Donated overhead                                  -         750

  Change in non-cash working capital items

    Accounts payable and accrued liabilities        700       1,083
--------------------------------------------------------------------

Net Cash Used by Operating Activities                 -           -
--------------------------------------------------------------------
Cash Flows From Financing Activities

  Increase in shares issued                           -           -
--------------------------------------------------------------------
Net Cash Provided by Financing Activities             -           -
--------------------------------------------------------------------
Change in Cash                                        -           -

Cash - Beginning of Period                            -           -
--------------------------------------------------------------------
Cash - End of Period                                  -           -
====================================================================
Non-Cash Financing Activities                         -           -
====================================================================

Supplemental Disclosures

  Interest paid                                       -           -
  Income tax paid                                     -           -

(The accompanying notes are an integral part of the interim financial statements)

Growtex, Inc.
A Development Stage Company)
Notes to the Interim Financial Statements
July 31, 2002
(expressed in U.S. dollars)
(unaudited)


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

     (g)  Recent Accounting Pronouncements

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

     The amount owing to the President of the Company is non-interest bearing, unsecured with no fixed terms of repayment. The Company received donated services and overhead from the President of the Company valued at $500 per month for services and $250 per month for overhead for the period ended
     April 30, 2002. Since May 1, 2002 these services and overhead were valued at nil.

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


PLAN OF OPERATION AND OVERVIEW

In our Independent Auditor's Report for the fiscal year ended of April 30, 2002, Growtex, Inc.'s accountants state that Growtex, Inc.'s failure to generate revenues and conduct operations since its inception raise substantial doubt about Growtex, Inc.'s ability to continue as a going concern. Growtex, Inc. will require substantial working capital, and currently has inadequate capital to fund its business. Growtex, Inc. may be unable to raise the funds necessary for implementing its business plan, which could severely limit its operations and cause its stock to be worthless.

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

RESULTS  OF  OPERATIONS

During the period from April 2, 1999 (inception) through July 31, 2002, the Company has engaged in no significant operations other than accounting, legal and filing costs associated with continuous disclosure requirements of the SEC. The Company has also received the benefit of donated services from the sole director and President of the Company valued at $500 per month and donated rent and overhead valued at $250 per month.

The Company anticipates that, it will not generate revenues other than interest income, and may continue to operate at a loss thereafter, depending upon the performance of an acquired business.

LIQUIDITY  AND  CAPITAL  RESOURCES

The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity. Consequently, the Company's balance sheet as of July 31, 2002 reflects current assets of $nil.

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

---------------------------
Michael Kirsh
/s/ Michael Kirsh, Chief Executive Officer

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

---------------------------
Michael Kirsh
/s/ Michael Kirsh, Chief Financial Officer

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

---------------------------
Michael Kirsh
/s/ Michael Kirsh, Chief Executive Officer






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

---------------------------
Michael Kirsh
/s/ Michael Kirsh, Chief Financial Officer