Form 10QSB
period 2002-10-31
GROWTEX INC
filed 2003-01-15
CIK 1084186

Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark  One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended October 31, 2002

[ ]     TRANSITION  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE  SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _______________________to_______________________

Commission  File  No.  000-29917
                       ---------

                                  GROWTEX, INC.
                       ---------------------------------
                 (Name of Small Business Issuer in its Charter)

Nevada                                                                76-0602955
------                                                                ----------
(State or Other Jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                                Identification No)

                                5076 Angus Drive
                  ---------------------------------------------
                   Vancouver, British Columbia, Canada V6M 3M5
                    (Address of Principal Executive Offices)

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
Interim Balance Sheets
(expressed in U.S. dollars)


                                                    October 31,    April 30,
                                                       2002          2002
                                                         $             $
                                                    (unaudited)    (audited)
ASSET

License (Note 3)                                              -            -
-----------------------------------------------------------------------------
Total Assets                                                  -            -
=============================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

  Accounts payable                                        8,373        8,373
  Accrued liabilities                                     4,750        3,350
  Owing to a director (Note 4)                            4,000        4,000
-----------------------------------------------------------------------------
Total Liabilities                                        17,123       15,723
-----------------------------------------------------------------------------
Contingent Liability (Note 1)

Stockholders' Deficit

Common Stock: 25,000,000 shares authorized
with a par value of $.001; 2,500,000 shares
issued and outstanding                                    2,500        2,500

Additional Paid-in Capital                                  100          100

Donated Capital                                          18,000       18,000
-----------------------------------------------------------------------------
                                                         20,600       20,600

Deficit Accumulated During the Development Stage        (37,723)     (36,323)
-----------------------------------------------------------------------------
Total Stockholders' Deficit                             (17,123)     (15,723)
-----------------------------------------------------------------------------
Total Liabilities and Stockholders' Deficit                   -            -
=============================================================================

       (The accompanying notes are an integral part of the interim financial statements)

Growtex,  Inc.
(A  Development  Stage  Company)
Interim  Statements  of  Operations
(expressed  in  U.S.  dollars)
(unaudited)


                                         Accumulated from
                                          April 2, 1999
                                       (Date of Inception)              Three months ended                Six months ended
                                          to October 31,                    October 31,                      October 31,
                                               2002                  2002                 2001            2002         2001
                                                $                     $                    $                $            $
Revenue                                                  -                     -                   -            -            -
-------------------------------------------------------------------------------------------------------------------------------

Expenses

  Accounting and audit                               6,150                   500               1,000        1,000        1,350
  Amortization of license and write-off              2,000                     -                   -            -            -
  Donated overhead                                   6,000                     -                 750            -        1,500
  Donated services                                  12,000                     -               1,500            -        3,000
  Filing and regulatory                             10,573                   200                   -          400          733
  Legal and organizational                           1,000                     -                   -            -            -
-------------------------------------------------------------------------------------------------------------------------------
Total expenses                                      37,723                   700               3,250        1,400        6,583
-------------------------------------------------------------------------------------------------------------------------------
Net loss                                           (37,723)                 (700)             (3,250)      (1,400)      (6,583)
===============================================================================================================================
Basic Net Loss Per Share                                                       -               (0.01)           -        (0.01)
===============================================================================================================================
Weighted Average Shares Outstanding                                    2,500,000           2,500,000    2,500,000    2,500,000
===============================================================================================================================

(Diluted loss per share has not been presented as the result is anti-dilutive)


       (The accompanying notes are an integral part of the interim financial statements)

Growtex,  Inc.
(A  Development  Stage  Company)
Interim  Statements  of  Cash  Flows
(expressed  in  U.S.  dollars)
(unaudited)


                                                   Six months ended
                                                      October 31,
                                                  2002           2001
                                                   $              $
Cash Flows to Operating Activities

  Net loss                                            (1,400)   (6,583)

  Non-cash items

    Donated services                                       -     3,000
    Donated overhead                                       -     1,500

  Change in non-cash working capital items

    Accounts payable and accrued liabilities           1,400     1,083
    Due to a director                                      -     1,000
-----------------------------------------------------------------------
Net Cash Used by Operating Activities                      -         -
-----------------------------------------------------------------------
Cash Flows From Financing Activities

  Increase in shares issued                                -         -
-----------------------------------------------------------------------
Net Cash Provided by Financing Activities                  -         -
-----------------------------------------------------------------------
Change in Cash                                             -         -

Cash - Beginning of Period                                 -         -
-----------------------------------------------------------------------
Cash - End of Period                                       -         -
=======================================================================

Non-Cash Financing Activities                              -         -
=======================================================================

Supplemental Disclosures

  Interest paid                                            -         -
  Income tax paid                                          -         -


       (The accompanying notes are an integral part of the interim financial statements)

Growtex, Inc.
A Development Stage Company)
Notes to the Interim Financial Statements
October 31, 2002
(expressed in U.S. dollars)
(unaudited)


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

2.   Summary  of  Significant  Accounting  Policies  (continued)

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

RESULTS  OF  OPERATIONS

During the period from April 2, 1999 (inception) through October 31, 2002, the Company has engaged in no significant operations other than accounting, legal and filing costs associated with continuous disclosure requirements of the SEC. The Company has also received the benefit of donated services from the sole director and President of the Company valued at $500 per month and donated rent and overhead valued at $250 per month.

The Company anticipates that, it will not generate revenues other than interest income, and may continue to operate at a loss thereafter, depending upon the performance of an acquired business.

LIQUIDITY  AND  CAPITAL  RESOURCES

The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity. Consequently, the Company's balance sheet as of October 31, 2002 reflects current assets of $nil.

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